Form 10-K
period 2013-12-31
Ezagoo Inc.
filed 2014-04-15
CIK 1590044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

EZAGOO INC.
(Exact name of Company as specified in its charter)

Nevada	42-1777519
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

F/L 6th, Super Star Entrepreneurial base
Lujing Road, High-tech Zone
ChangSha, China	410205
(Address of principal executive offices)	(Zip Code)

86-731-88590088
(Telephone number)

86-731-88572301
(Facsimile number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share.

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]      No [X]

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]      No [X]

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).

Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]      No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed second fiscal quarter: $0.00, which is less than $75,000,000.00.

As of March 31, 2014, there were 10,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Table of Contents

EZAGOO INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, regarding our company that include, but are not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.

These forward-looking statements involve various risks and uncertainties. Although we believe our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Our Business” and other sections in this report. You should read this report and the documents we refer to thoroughly with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this report include additional factors which could adversely impact our business and financial performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

As used in this report, “Ezagoo,” the “Company,” “we,” “our” and similar terms refer to Ezagoo Inc. unless the context indicates otherwise.

PART I

Item 1. Business

Our Company

             Business Development

             Ezagoo Inc. was incorporated in the State of Nevada on September 23, 2013. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has not to date identified a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end. We filed a Form 10 registration statement on October 24, 2013, which was amended by a Form 10/A filed on December 19, 2013, regarding the registration of the shares of our Common Stock.

             Business of Issuer

             The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully completed a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

             The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

             The analysis of new business opportunities will be undertaken by or under the supervision of Noah Tan, our President. Mr. Tan’s experience in identifying business opportunities has been gained through his involvement as the founder of the Futures Company, Beijing Shenxi Trading Company, Changsha Leader Trading Company and Hunan EZAGOO Shopping Company Ltd. Mr. Tan received his MBA from the Business School of Hunan University. The Company believes the contacts Mr. Tan obtained along with his experience in analyzing business opportunities is significantly beneficial in identifying potential acquisition targets.

             As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

             (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

             (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

             (c) Strength and diversity of management, either in place or scheduled for recruitment;

             (d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

             (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

             (f) The extent to which the business opportunity can be advanced;

             (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

             (h) Other relevant factors.

             In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

             Form of Acquisition

             The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

             It is likely that the Company will acquire its participation in a business opportunity through the issuance of its common stock, par value $0.001 per share (the “Common Stock”) or other securities of the Company. In connection with any such issuance, the Company will need to amend its Articles of Incorporation to increase the number of authorized shares of its common stock. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

             The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

             In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

             It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

             We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

             Periodic Reporting and Audited Financial Statements; Disclosure of Business Combination

             The Company’s class of Common Stock is registered under the Exchange Act and the Company has reporting obligations, including the requirement that it files annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, the Company’s annual reports will contain financial statements audited and reported on by its independent registered public accountants.

             The Company does not intend to enter into a business combination with a business if audited financial statements based on United States generally accepted accounting principles (U.S. GAAP) cannot be obtained for such business. The Company cannot assure you that any particular business identified by the Company as a potential acquisition candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with U.S. GAAP. To the extent that this requirement cannot be met, the Company may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, the Company does not believe that this limitation will be material.

             Upon the consummation of a business combination, the Company will file with the SEC a current report on Form 8-K to disclose the business combination, the terms of the transaction and a description of the business and management of the target business, among other things, and will include audited consolidated financial statements of the Company giving effect to the business combination. Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the SEC’s Web site, the address for which is www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at Room 1518, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Implications of Being an Emerging Growth Company

             We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups (JOBS) Act (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

(i)           A requirement to have only two years of audited financial statements in a registration statement for an initial public offering of common equity securities;

(ii)          Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

(iii)         Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

(iv)         No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements (as are otherwise provided for under Section 14A (a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

             We have already taken advantage of these reduced reporting burdens in our Form 10 registration statement, filed on October 24, 2013, which was amended by a Form 10/A filed on December 19, 2013, and in this report. Some of the reduced reporting burdens, as described below, are also available to us as a “Smaller Reporting Company,” as defined under Rule 12b-2 of the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a Smaller Reporting Company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “Smaller Reporting Company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “Smaller Reporting Company.” Specifically, similar to “emerging growth companies,” “Smaller Reporting Companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being permitted to provide two years of audited financial statements in annual reports rather than three years. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “Smaller Reporting Company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

             In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are electing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. Please refer to a discussion on page 14 under “Risk Factors” of the effect on our financial statements of such an election. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

             We could remain an emerging growth company for up to five years subsequent to the first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Item 1A. Risk Factors

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Many of these events are outside of

Table of Contents our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

An investment in the Company is highly speculative in nature and involves a high degree of risk.

Risks Related to our Business

There may be conflicts of interest between our management and the non-management stockholders of the Company.

             Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders.

             In addition, our management may become involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it may, in the future, become affiliated may arise. If we and the other blank check companies that our management may become affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Management is not currently seeking, nor is there any plan or arrangement for any member of management to become involved in another blank check company.

We have a limited operating history.

             We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us, or ever.

We have incurred and may continue to incur losses.

             Since September 23, 2013 (inception) to December 31, 2013, we have incurred a net loss of $15,100. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

             We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

             The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

             The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

             While seeking a business combination, management anticipates devoting very limited time (approximately 12 hours per week) to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

             We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Our business is difficult to evaluate because we have no operating history.

             As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

             We were incorporated in September 2013 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of any investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We may be unable to continue as a going concern, in which case our securities will have little or no value.

             Our independent auditors have added an emphasis of matter paragraph concerning the uncertainty relating to our ability to continue as a going concern. The auditors have noted in their report on our financial statements as of December 31, 2013 that we have a loss of $15,100 from inception to December 31, 2013 and have a stockholders’ deficit of $5,100 as of December 31, 2013, which, in our auditors’ opinion, raises substantial doubt about the Company’s ability to continue as a going concern. It is possible that we will not achieve operating profits in the future.

Our business may have no revenue unless and until we merge with or acquire an operating business.

             We are a development stage company and have had no revenue, and conduct no operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company has no existing agreement for a business combination or other transaction.

             We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

             Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

             Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

There is uncertainty as to our shareholders’ ability to enforce civil liabilities both in and outside of the United States due to the fact that our officers, Directors and certain of our assets are not located in the United States.

             Our office, our officers and Directors, and the operations and assets of the Company are located in China. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

             If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

             We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

             The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

             Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there may be little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company, or make a market for our stock in the future.

We cannot assure you that, following a business combination with an operating business, the Common Stock will be listed on any securities exchange.

             Following a business combination, we may seek the listing of Common Stock on NASDAQ or the New York Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in the Company following a business combination.

             If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

             Our shares of Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains the effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

             All of the presently outstanding shares of Common Stock (10,000) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. In connection with any issuance of additional shares, the Company will need to amend its Articles of Incorporation to increase the number of authorized shares of its common stock. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or an Issuer that was at any time previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

             At the present time, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

             There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we cannot be assured we will ever lose our shell company status.

             Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

             Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale of such shares of Common Stock. This process may be time consuming and is subject to factors, including SEC review, that may be beyond our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

             In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the OTC Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

             It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have few or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allowing the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

             Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse (excluding the value of such individual’s primary residence). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

             In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock.

We are controlled by our management.

             Management and affiliates of our management currently beneficially own and vote 100% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

  Election of our board of directors (the “Board of Directors”);
  Removal of directors;
  Amendment to the Company’s Articles of Incorporation or Bylaws; and
  Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

             These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have never paid dividends on our Common Stock.

             We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company expects to issue more shares in a merger or acquisition, which will result in substantial dilution.

             Our Articles of Incorporation authorizes the issuance of a maximum of 10,000 shares of stock, consisting of 10,000 shares of Common Stock, par value $0.001 (the “Common Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

             In order to provide an interest in the Company to third parties, our stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of Common Stock held by it. As a result of such transaction(s), our management, stockholder(s) and Board of Directors may change. In connection with any such issuance, the Company will likely need to amend its Articles of Incorporation to increase the number of authorized shares of its common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

             If we become a public company and particularly if we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements estimated to be approximately $500,000 per year. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC. In addition, our management will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

             In addition, our management has no experience in managing and operating a public company that is a reporting company with the SEC, subject to U.S. securities law, and preparing financial statements according to U.S. GAAP (the “Reporting Laws”), and may likely rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. Management’s failure to comply with the Reporting Laws may have a material adverse effect on our business operations.

             However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

             We could remain an emerging growth company for up to five years subsequent to the first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

             If we become a public company, we also expect that it may be more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

             We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

             In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to follow the extended transition period, and as a result, we will delay adoption of certain new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

             Notwithstanding the above, we are also currently a “Smaller Reporting Company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a Smaller Reporting Company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “Smaller Reporting Company,” at such time we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “Smaller Reporting Company.” Specifically, similar to “emerging growth companies,” “Smaller Reporting Companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being permitted to provide two years of audited financial statements in annual reports rather than three years. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “Smaller Reporting Company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

             We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

             Because of this extended transition period, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1B. Unresolved Staff Comments

             Not applicable.

Item 2. Properties

             The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

(a)        There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it. We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

(b)        No legal proceedings, to which the Company was a party or as to which any of its property was subject, were terminated during the fourth quarter of the 2013 fiscal year.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

             The Common Stock is not trading on any stock exchange. There is no established public trading market for the Company’s Common Stock. Further, there has been no market activity since inception through March 31, 2014.

             The Company is not obligated by contract or otherwise to issue any securities and there are no outstanding securities which are convertible into or exchangeable for shares of our Common Stock, furthermore, there are currently no outstanding warrants on any of our securities. All outstanding shares of our Common Stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our Common Stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act of 1933 or an exemption from registration is available. In connection with any transfer of shares of our Common Stock other than pursuant to an effective registration statement under the Securities Act of 1933, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act of 1933.

             Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

  the issuer of the securities that was formerly a shell company has ceased to be a shell company;

  the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

  the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

  at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

             Neither the Company nor its officers and directors has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of Common Stock in the public market subsequent to a business combination. Nevertheless, in the event that a substantial number of shares of our Common Stock were to be sold in any public market that may develop for our securities subsequent to a business combination, such sales may adversely affect the price for the sale of the Company’s Common Stock in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Holders of Record.

             As of March 31, 2014, there were two (2) record holders of an aggregate of 10,000 shares of the Common Stock issued and outstanding.

Dividend Policy.

             The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans.

             None.

Issuances Pursuant to Section 4(2) of the Securities Act of 1933.

             On October 16, 2013, the Company issued an aggregate of 10,000 shares of its Common Stock to Noah Tan and Mac Zhang, the Company's founders, in exchange for $10,000 and in connection with the formation of the Company by Noah Tan and Mac Zhang.

             The Company relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

  None of these issuances involved underwriters, underwriting discounts or commissions;

  We placed restrictive legends on all certificates issued;

  No sales were made by general solicitation or advertising

             The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of Common Stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. In connection with any such issuance, the Company will need to amend its Articles of Incorporation to increase the number of authorized shares of its common stock. Since the Company expects to issue additional shares of Common Stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in the issuance of fewer shares than if a target has a relatively strong balance sheet. However, in the latter case, the dilution by value to existing stockholders may be less than with the former case.

             Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

             No repurchases of the Company’s stock were made in a month within the fourth quarter of fiscal year 2013.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The comments made throughout this report should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers also are urged to carefully review and consider our discussions regarding the various factors that affect the company’s business, which are described in this section and elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

             The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

             The Company does not currently engage in any business activities that provide cash flow. Since becoming incorporated, the Company has not made any significant purchases or asset sales, nor has it been involved in any mergers, acquisitions or consolidations. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. During the next 12 months we anticipate incurring costs related to:

(i)	filing Exchange Act reports (approximately $10,000), and

(ii)	investigating, analyzing and consummating an acquisition (approximately $2,000,000).

             We believe we will be able to meet these costs through use of funds in our treasury to be obtained through additional amounts to be loaned by or invested in us by our stockholders, management, or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing, through a reverse merger or other business combination transaction, and/or related party advances; however there is no assurance of additional funding being available. In connection with any of the above-referenced additional investments from our stockholders, management, or other investors, or any such additional equity financing, the Company will need to amend its Articles of Incorporation to increase the number of authorized shares of its common stock.

             We are currently unable to estimate our ability to continue as a going concern beyond twelve months. Additionally, there are no firm future funding commitments by stockholders, management, or other third party investors.

             The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

             Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

             Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

             The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations for the Period from Inception (September 23, 2013) to December 31, 2013

             The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Report.

Operating Expenses

             Operating expenses during the period from inception (September 23, 2013) to December 31, 2013 totaled $15,100 resulted primarily from professional fees incurred related to our public company filing obligations.

Net Loss

             We had a net loss during the period from inception (September 23, 2013) to December 31, 2013 of $15,100. The net loss is primarily due to the payment for general and administrative expenses and professional fees.

Liquidity and Capital Resources

             As of December 31, 2013, we had $1,943 cash on hand.

             We borrowed $7,043 from Noah Tan, our President and a shareholder, to pay certain attorney, auditor and other fees incurred in connection with the Company’s formation. This loan bears no interest and is due on demand.

             On October 16, 2013, we issued an aggregate of 10,000 shares of the Company’s Common Stock to Noah Tan and Mac Zhang in exchange for $10,000.

             We have current assets of $1,943. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans, apart from our founder stockholders. We had $1,943 cash from operations and no revenues during the period from inception (September 23, 2013) to December 31, 2013.

Short Term

             As noted above, on a short-term basis, we have not entered into any business venture to generate revenues to cover operations. However, we will have insufficient cash to satisfy current and recurring liabilities as we continue to build the business. For short-term needs we will be dependent on receipt, if any, of public offering or private placement proceeds or loans from shareholders.

             As also noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities for establishing the corporate infrastructure and paying related expenses. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned acquisition or merger activities, which could harm our financial conditions and operating results.

Inflation

             We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies

             In addition to the accounting policies discussed in Note 2 of our financial statements, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups (JOBS) Act (the “JOBS Act”). This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

             Because of this extended transition period, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

             We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

             The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

             In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management.  Our Company’s President and Treasurer, our Principal Executive Officer and Principal Financial Officer, respectively, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

             This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

             There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

             The following table sets forth the names of our directors and executive officers and their ages, positions and biographical information as of the date of this report. The term of office of each director expires at the earlier of when the director’s successor is elected and qualified, his resignation, his removal from office by the stockholders or his death. Directors are not compensated for serving as such, but the Board of Directors may provide for compensation of Directors by resolution. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
Noah Tan	43	President (also performing the functions of Chief Executive Officer) and Director
Mac Zhang	40	Secretary and Director
Ming Zhou	49	Treasurer (also performing the functions of Principal Financial Officer and Principal Accounting Officer)

Noah Tan Mr. Tan received an MBA from the Hunan University of Commerce in 2003. From 1996 to 1998, he founded and served as the Chairman of Futures Company and Beijing Jinshengxi Trade Co., Ltd, an international trade company. From 2001 to 2011, he served as the Chairman of Changsha Lingpao Trade Co., Ltd, also an internal trade company. Since 2011, Mr. Tan has founded and served as the Chairman of Hunan EZAGOO Shopping Company Ltd, a B2P (business-partner-proprietor) e-business company, providing services as an online house trading channel between companies and customers (Mr. Tan also owns minority shares in Hunan EZAGOO Shopping Company Ltd.). We believe that Mr. Tan’s education and experience as a founder and executive officer of several companies will contribute to his position as a director.

Mac Zhang Mr. Zhang has many years of experience in investment banking, in addition to two doctoral finance degrees in China (Beijing Normal University) and the United States (Preston University). From 1998 to 2004, he served as the manager of the Haier Group. In 2005, he founded and served as the Chairman of the Board of Hong Kong Bliss Group, Ltd., an investment consultant company. In 2009, Mr. Zhang founded the Prime People Capital and Prime People Charity Capital, both investment companies, and has worked for both companies from 2009 to the present. We believe that Mr. Zhang’s education and experience as a founder and executive officer of several companies will contribute to his position as a director.

Ming Zhou Mr. Zhou served as Finance and Accounting Manager of Hunan Changsha Detai Packing Co., Ltd. from 1998 to 2011, and performed duties that included overseeing the full spectrum of accounts and financial functions at the company. From 2011 to the present, Mr. Zhou has served as Chief Financial Officer of Hunan EZAGOO Shopping Company Ltd., a B2P (business-partner-proprietor) e-business company, as discussed above. In this role, Mr. Zhou organizes the financial team to implement financial functions, implements tax planning, and prepares annual budgets and financial forecasts.

Significant Employees.

None. The Company does not have any full-time employees.

Family Relationships.

None.

Promoters.

As the organizers and developers of the Company, Mr. Tan and Mr. Zhang may be considered promoters. Mr. Tan and Mr. Zhang have provided services to Ezagoo without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement and other filings required by the SEC.

Legal Proceedings.

             During the past ten years, none of our directors or executive officers or promoters has been:

  the subject of any bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
  found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;
  subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
  subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

             At this time, the Company has not adopted a Code of Ethics pursuant to the rules described in Item 406 of Regulation S-K. The Company has two shareholders who also serve as the directors and officers, in addition to one additional non-shareholder officer. The Company has no operations or business and does not receive any revenue. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code, which is to provide a manner of conduct, because the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance and Director Independence.

             The Company has not:

  established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter- dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are both officers of the Company; nor established any committees of the Board of Directors.

             Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the Board of Directors does not believe that the Company requires any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish committees that will be suitable for its operations after the Company consummates a business combination.

The Company does not have a separately-designated standing audit committee.

             As of the date hereof, the Company does not have a separately designated audit committee. The entire Board of Directors of the Company acts as and performs the functions of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2013 except that none of the officers or directors have filed Forms 3 upon effectiveness of the registration of our common stock.

Item 11. Executive Compensation

             As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Executive Compensation

             The Company’s officers and directors have not received any cash or other remuneration since inception. They will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for services rendered by a director in such capacity. Our officers and directors intend to devote very limited time (approximately 12 hours per week) to our affairs.

             It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

             No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

             There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed.

             The Company does not have a standing compensation committee or a committee performing similar or equivalent functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

             The following sets forth information as of March 31, 2014, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

             The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

             As of March 31, 2014, there were 10,000 shares of our Common Stock issued and outstanding. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock.

	Amount and Nature of	Percentage
Name and Address	Beneficial Ownership	of Class

Noah Tan (1) F/L 6th, Super Star Entrepreneurial base, Lujing Road, High-tech Zone, ChangSha, China 410205	8,000 shares of Common Stock	80%
Mac Zhang (2) Rm 502, Unit2, No.402, E part, Zhujiangdijing, No.28 Guangqu Road, Beijing, China 100000	2,000 shares of Common Stock	20%

(1)	Noah Tan serves as President and Director of the Company

(2)	Mac Zhang serves as Secretary and Director of the Company

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

             The Company has issued a total of 10,000 shares of Common Stock to its founders pursuant to Section 4(2) of the Securities Act in exchange for a total of $10,000 in cash and in connection with the formation of the Company.

             As the organizers and developers of the Company, Mr. Tan and Mr. Zhang may be considered promoters. Mr. Tan and Mr. Zhang have provided services to Ezagoo without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement and other filings required by the SEC. Noah Tan, one of our directors, our President, and one of our stockholders, has advanced certain funds to the Company for attorney, auditor and other fees incurred in connection with the Company’s formation, and our stockholders will continue to pay expenses incurred by the Company until a change of control is effected, with these advances to be reimbursed by the Company to our stockholders. Noah Tan, as mentioned in the previous sentence, has made a loan to the Company in the amount of $7,043; the Company has agreed that this amount is due on demand in one payment, which will bear no interest. Mr. Tan is a director, officer and stockholder of the Company. The current outstanding amount of the loan, plus accrued interest ($0, because the loan bears no interest), is $7,043, and no payments have been made on this loan to date.

             The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market or any other securities exchange.

             We utilize the office space and equipment of our management and stockholders at no cost. Management estimates such amounts to be immaterial.

             Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Corporate Governance and Director Independence.

             The Company has not:

  established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter- dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are both officers of the Company; nor established any committees of the Board of Directors.

             Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time. The board of directors takes the position that management of a target business will establish committees that will be suitable for its operations after the Company consummates a business combination.

             As of the date hereof, the Company does not have a separately designated audit committee.

Item 14. Principal Accounting Fees and Services

             Our Board of Directors selected Goldman Kurland and Mohidin LLP, or GKM, as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal period from inception (September 23, 2013) to December 31, 2013. GKM has served as our independent accountant since October 13, 2013. The following table presents the aggregate fees billed for professional services rendered by GKM for the year ended December 31, 2013; the year ended December 31, 2012 is listed as inapplicable, because the Company was not formed until 2013.

	2013		2012
Audit fees	$4,300	$	N/A
Audit-related fees			N/A
Tax fees			N/A
All other fees			N/A

             In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

             Our Board of Directors acts as and performs the functions of our audit committee, including the pre-approval of all audit and permissible non-audit services provided by our independent accountants. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors generally pre-approves services for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Board of Directors may pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. This pre-approval policy for services provided by the independent accountants is not documented in writing.

             None of the services described in this Item 14 were approved by an audit committee, as the Company does not have an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F- 1; and
2.	Exhibits

Exhibit	Description
No.
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55095), filed on October 24, 2013)
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55095) filed on October 24, 2013)
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†         Filed herewith.

EZAGOO INC.

Consolidated Financial Statements
Year Ended 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Ezagoo Inc.

We have audited the accompanying consolidated balance sheet of Ezagoo, Inc. as of December 31, 2013 and the related statements of operations and other comprehensive loss, stockholders' (deficit), and cash flows for the period from inception (September 23, 2013) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ezagoo Inc. as of December 31, 2013 and the results of its operations and its cash flows for the period from inception (September 23, 2013) to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $15,100 for the period from inception (September 23, 2013) to December 31, 2013 and has a stockholders’ deficit of $5,100 as of December 31, 2013. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin LLP
Encino, California
April 11, 2014

EZAGOO INC.
BALANCE SHEET
DECEMBER 31, 2013

ASSETS	2013

CURRENT ASSETS
Cash & equivalents	$1,943

Total current assets	1,943

TOTAL ASSETS	$1,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to related party - shareholder	$7,043

Total current liabilities	7,043

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 10,000 shares authorized, issued and outstanding	10,000
Accumulated deficit	(15,100)

Total Company stockholders' deficit	(5,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,943

The accompanying notes are an integral part of these financial statements.

EZAGOO INC.
STATEMENT OF OPERATIONS

2013

Operating expenses
General and administrative	$15,100

Loss from operations	(15,100)

Loss before income tax	(15,100)

Income tax expense	-

Net loss	$(15,100)

The accompanying notes are an integral part of these financial statements.

EZAGOO INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 23, 2013 TO DECEMBER 31, 2013

	Common stock
	Shares	Amount	Paid in capital	deficit	Total

Balance at September 23, 2013 (inception)	-	$-	$-	$-	$-

Capital contribution	10,000	10	9,990	-	10,000

Net loss	-	-	-	(15,100)	(15,100)

Balance at December 31, 2013	10,000	$10	$9,990	$(15,100)	$(5,100)

The accompanying notes are an integral part of these financial statements.

EZAGOO INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 23, 2013 TO DECEMBER 31, 2013

2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,100)

Net cash used in operating activities	(15,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	10,000
Advance from shareholder	7,043

Net cash provided by financing activities	17,043

NET INCREASE IN CASH & EQUIVALENTS	1,943

CASH & EQUIVALENTS, BEGINNING OF PERIOD	-

CASH & EQUIVALENTS, END OF PERIOD	$1,943

Supplemental Cash flow data:
Income tax paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

EZAGOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

EZAGOO Inc. (the “Company”) was incorporated in the state of Nevada on September 23, 2013, with an authorized capital of 10,000 shares of common stock, par value of $0.001 per share. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated loss of $15,100 since inception and has a stockholders’ deficit of $ 5,100 as of December 31, 2013. Management plans to raise capital through both private and public equity issuances. The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it obtains is insufficient to cover any operating losses incurred, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because the Company has not generated any revenue, it is considered a development stage company. Consequently, the accompanying financial statements were prepared using the accounting formats prescribed for development stage enterprises in accordance with ASC 915, “Development Stage Entities”.

Cash and Equivalents

Cash and equivalents consist of cash on deposit and investments with original maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

NOTE 3 – STOCKHOLDER AUTHORIZATION AND ISSUANCE

On October 16, 2013, the Company’s two directors contributed $10,000 capital into the company at $1 per share in exchange for 8,000 shares and 2,000 shares of the Company’s common stock, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

One of the Company’s shareholders paid $7,043 legal and start-up expenses for the Company, which included $1,043 start-up cost and $6,000 for legal expense. This payable bore no interest and is payable upon demand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO INC.
(Company)

Date: April 15, 2014	By:	/s/ Noah Tan
Noah Tan
President
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Noah Tan, Ming Zhou, and Mac Zhang, jointly and severally, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Noah Tan	President and Director	April 15, 2014
Noah Tan	(Principal Executive Officer)

/s/ Ming Zhou	Treasurer	April 15, 2014
Ming Zhou	(Principal Financial and Accounting Officer)

/s/ Mac Zhang	Secretary and Director	April 15, 2014
Mac Zhang

EXHIBIT INDEX

Exhibit	Description
No.
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55095), filed on October 24, 2013)
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55095) filed on October 24, 2013)
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.