Form 10-Q
period 2014-03-31
Ezagoo Inc.
filed 2014-05-20
CIK 1590044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2014 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55095

EZAGOO INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1777519
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

F/L 6th, Super Star Entrepreneurial base
Lujing Road, High-tech Zone
ChangSha, China	410205
(Address of principal executive offices)	(Zip Code)

86-731-88590088
(Telephone number)

86-731-88572301
(Facsimile number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES [X]                     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [   ]                     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [X]                    NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,000 shares of common stock outstanding as of May 12, 2014.

EZAGOO INC.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1
	Condensed Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2014 and the period from September 23, 2013 (Inception) through March 31, 2014	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and the period from September 23, 2013 (Inception) through March 31, 2014	3
	Notes to Consolidated Financial Statements for the period from September 23, 2014 (Inception) to March 31, 2014	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 4.	Controls and Procedures	8

PART II. OTHER INFORMATION

Item 6.	Exhibits	9

	Signatures	10

	Exhibit Index	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EZAGOO Inc.
(A DEVELOPMENT STAGE ENTITY)
BALANCE SHEET
AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash & equivalents	$-	$1,943
Total current assets	-	1,943
TOTAL ASSETS	$-	$1,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Payable to related party - shareholder	$8,100	$7,043
Total current liabilities	8,100	7,043
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 10,000 shares authorized, issued and outstanding	10,000	10,000
Accumulated deficit	(18,100)	(15,100)
Total Company stockholders' deficit	(8,100)	(5,100)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$1,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

EZAGOO Inc.
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF OPERATIONS
(UNAUDITED)

		From September 23, 2013(inception)
	Three Months Ended March 31, 2014	through March 31, 2014
Operating expenses
General and administrative	$3,000	$18,100
Loss from operations	(3,000)	(18,100)
Loss before income tax	(3,000)	(18,100)
Income tax expense	-	-
Net loss	$(3,000)	$(18,100)
Weighted average number of shares outstanding	10,000
Basic and diluted net loss per share	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EZAGOO Inc.
(A DEVELOPMENT STAGE ENTITY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

		From September 23, 2013
	Three Months Ended March 31, 2014	(Inception) Through March 31,
		2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,000)	$(18,100)
Net cash used in operating activities	(3,000)	(18,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	10,000
Advance from shareholder	1,057	8,100
Net cash provided by financing activities	1,057	18,100
NET INCREASE IN CASH & EQUIVALENTS	(1,943)	-
CASH & EQUIVALENTS, BEGINNING OF PERIOD	1,943	-
CASH & EQUIVALENTS, END OF PERIOD	$-	$-
Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EZAGOO INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2014

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

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated loss of $18,100 since inception and has a stockholders’ deficit of $ 8,100 as of March 31, 2014. Management plans to raise capital through both private and public equity issuances. The Company has not established any source of revenue to cover its operating costs. If the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it obtains is insufficient to cover any operating losses incurred, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Recently Issued Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

NOTE 3 – STOCKHOLDER AUTHORIZATION AND ISSUANCE

On October 16, 2013, the Company’s two directors contributed $10,000 capital into the company at $1 per share in exchange for 8,000 shares and 2,000 shares of the Company’s common stock, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

One of the Company’s shareholders paid $8,100 legal and start-up expenses for the Company, which included $1,043 start-up cost and $7,057 for legal expense. This payable bore no interest and is payable upon demand.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Unless the context otherwise requires, references in this report to “we,” “us,” “Ezagoo,” or the “Company” refer to Ezagoo Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Period from Inception (September 23, 2013) to March 31, 2014

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2014 totaled $3,000 resulted primarily from professional fees incurred related to our public company filing obligations.

Net Loss

We had a net loss of $3,000 during the three months ended March 31, 2014. The net loss is primarily due to the payment for general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of March 31, 2014, we had $0 cash on hand.

We borrowed $8,100 from Noah Tan, our President and a shareholder, to pay certain attorney, auditor and other fees incurred in connection with the Company’s formation. This loan bears no interest and is due on demand.

On October 16, 2013, we issued an aggregate of 10,000 shares of the Company’s Common Stock to Noah Tan and Mac Zhang in exchange for $10,000.

We have current assets of $0. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans, apart from our founder stockholders. We had $0 cash from operations and no revenues during the three months ended March 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures Disclosure Controls and Procedures

Our Company’s President and Treasurer, our Principal Executive Officer and Principal Financial Officer, respectively, are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for Ezagoo Inc. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZAGOO INC.
(Registrant)

Date: May 20, 2014	By:	/s/ Noah Tan
Noah Tan
President
(Principal Executive Officer)

Date: May 20, 2014		/s/ Ming Zhou
Ming Zhou
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Financial Officer
101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

Filed herewith
‡ Furnished herewith